Form 10-K405
period 1999-10-31
DEERE JOHN RECEIVABLES INC
filed 2000-01-26
CIK 889668

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       ___________________

                          FORM 10-K 405
                       ___________________

     X     Annual Report Pursuant to Section 13 or 15(d)
    ---         of the Securities Exchange Act of 1934
             For the fiscal year ended October 31, 1999

                                OR

         Transition Report Pursuant to Section 13 or 15(d)
    ---         of the Securities Exchange Act of 1934
         for the transition period from _______ to _______

                 Commission file number 33-99294


                    JOHN DEERE OWNER TRUST 1999-A
        (Exact name of registrant as specified in its charter)

             Delaware                           36-7278661
    (State of incorporation                    (IRS Employer
        or organization)                    Identification No.)
c/o John Deere Capital Corporation
  1 East First Street, Suite 600
           Reno, Nevada            89501      (702) 786-5527
       (Address of principal       (Zip     (Telephone Number)
         executive offices)        Code)

                  SECURITIES REGISTERED PURSUANT
                TO SECTION 12(b) OF THE ACT: NONE

                  SECURITIES REGISTERED PURSUANT
                TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X     No
                                         ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

    This Annual Report on Form 10-K 405 is filed in accordance with letters submitted to the Division of Corporation Finance of the Securities and Exchange Commission on behalf of similar Trusts by the Servicer and Depositor of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this report.

                             PART I

Item 1.  Business.

    Not Applicable.

Item 2.  Properties.

    John Deere Owner Trust 1999-A (the "Trust") is a trust established under the laws of the State of Delaware by the Trust Agreement dated as of May 15, 1999 (the "Trust Agreement") between John Deere Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), acting thereunder not in its individual capacity but solely as trustee of the Trust. John Deere Capital Corporation (the "Servicer") is the Servicer under a Sale and Servicing Agreement dated as of May 15, 1999 (the "Sale and Servicing Agreement") among the Servicer, the Seller and the Trust. On May 27, 1999 (the "Closing Date"), the Trust issued its Asset Backed Certificates (the "Certificates") with an aggregate principal amount of $12,086,832. In addition, on the Closing Date, the Trust issued $167,300,000 aggregate principal amount of
Class A-1    4.9988% Asset Backed Notes (the "A-1 Notes"),
$262,000,000 aggregate principal amount of Class A-2    5.466%
Asset Backed Notes (the "A-2 Notes"), $186,000,000 aggregate principal amount of Class A-3 5.94% Asset Backed Notes (the "A-3 Notes"), $146,125,000 aggregate principal amount of Class A-4 6.12% Asset Backed Notes (the "A-4 Notes") and $32,230,000 aggregate principal amount of Class B 6.10% Asset Backed Notes (the "B Notes" and together with the A-1 Notes, the A-2 Notes, the A-3 Notes and the A-4 Notes, the "Notes"). The Certificates evidence fractional undivided interests in the Trust. The Seller retained the entire principal amount of the Certificates and the B Notes. The Notes evidence debt obligations of the Trust. The Trust property includes (i) agricultural and construction equipment retail installment sale and loan contracts (the "Receivables") secured by new and used agricultural equipment and construction equipment (the "Financed Equipment") sold to the Trust by the Seller, (ii) all monies (including accrued interest) due thereunder on or after April 30, 1999, (iii) such amounts as from time to time may be held in one or more accounts established and maintained by the Servicer pursuant to the Sale and Servicing Agreement or the Trust Agreement and the short-term investments made from those collections, (iv) the security interests in the Financed Equipment, (v) any proceeds of repossessed Financed Equipment, (vi) the rights to proceeds from claims on physical damage, credit life or disability insurance policies, if any, covering the Financed Equipment or the obligors on the Receivables, as the case may be, (vii) the rights of the Seller under the Purchase Agreement dated as of May 15, 1999 (the "Purchase Agreement") between the Servicer and the Seller and
(viii) interest earned on short-term investments made by the Trust.

    As of April 30, 1999, the Receivables had an aggregate principal balance of approximately $810,198,096. As of October 31, 1999, the end of the fiscal year of the Trust for which this Form 10-K annual report is being filed, the aggregate principal balance of the Receivables remaining in the Trust was approximately $660,925,134.

    Reference is made to Exhibit 99.1, the Annual Statement of Compliance for the fiscal year ended October 31, 1999, for additional information regarding principal and interest payments in respect of the Certificates and the Notes and information regarding servicing compensation and other fees paid by the Trust during the period from May 27, 1999 through October 31, 1999.

Item 3.  Legal Proceedings.

    The registrant knows of no material pending legal proceedings involving either the Trust property, Trustee, Seller or Servicer in respect of the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matter was submitted during the fiscal year covered by this report to a vote of holders of either the Notes or Certificates.

                            PART II

Item 5.  Market For Registrant's Common Equity and Related
         Stockholder Matters.

    (a) To the best knowledge of the registrant, there is no established public market for the Certificates.

    (b)  As of January 1, 2000, the Seller was the sole
         Certificateholder of record.

    (c)  Not Applicable.

Item 6.  Selected Financial Data.

    Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

    Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk.

    Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

    Not Applicable.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.

    None.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant.

    Not Applicable.

Item 11.  Executive Compensation.

    Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

    Not Applicable.

Item 13.  Certain Relationships and Related Transactions.

    John Deere Receivables, Inc., the Seller, Depositor, sole Certificateholder of record and sole holder of record of B Notes, is a wholly-owned subsidiary of John Deere Capital Corporation, the Servicer and the Administrator for the Trust. The aggregate servicing fees and administration fees paid by the Trust to John Deere Capital Corporation during the fiscal year are set forth in
Exhibit 99.1.

                            PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) The following documents are filed as part of this report.

         Exhibit No.
         -----------

         99.1 Annual Statement of Compliance for the period ended October 31, 1999.

         99.2 Officers' Certificate relating to the monthly collection period ending December 26, 1999.

    (b)  Reports on Form 8-K

         Current reports on Form 8-K dated June 22, July 22,
         August 16, September 27, and October 15, 1999 (Item 5 and 7).

    (c)  Not Applicable.

    (d)  Not Applicable.

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

                            SIGNATURE





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         JOHN DEERE OWNER TRUST 1999-A

                         By:  John Deere Capital Corporation
                              (Servicer)

                         By:  /s/ Nathan J. Jones
                              ------------------------------
                              Nathan J. Jones
                              Senior Vice President and
                              Principal Financial Officer





Dated:  January 26, 2000

                          EXHIBIT INDEX







Exhibit No.



99.1    Annual Statement of Compliance for the
        period ended October 31, 1999.

99.2    Officers' Certificate relating to the monthly
        Collection Period ending December 26, 1999.