Form 10-K
period 2002-10-31
DEERE JOHN RECEIVABLES INC
filed 2002-11-27
CIK 889668

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K 405

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 2002

OR
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ To ______

Commission file number 33-99294

JOHN DEERE OWNER TRUST 2001 (Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization) c/o John Deere Capital Corporation Suite 600 First Interstate Bank Building 1 East First Street Reno, Nevada (Address of principal executive offices)	89501 (Zip Code)	36-7278661 (IRS Employer Identification No.) (775) 786-5527 (Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

      This Annual Report on Form 10-K 405 is filed in accordance with letters submitted to the Division of Corporation Finance of the Securities and Exchange Commission on behalf of similar Trusts by the Servicer and Depositor of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this report.

PART I

Item 1.	Business.

Not Applicable.

Item 2.	Properties.

      John Deere Owner Trust 2001 (the "Trust") is a trust established under the laws of the State of Delaware by the Trust Agreement dated as of November 1, 2001 (the "Trust Agreement") between John Deere Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), acting thereunder not in its individual capacity but solely as trustee of the Trust. John Deere Capital Corporation (the "Servicer") is the Servicer under a Sale and Servicing Agreement dated as of November 1, 2001 (the "Sale and Servicing Agreement") among the Servicer, the Seller and the Trust. On November 8, 2001 (the "Closing Date"), the Trust issued its Asset Backed Certificates (the "Certificates") with an aggregate principal amount of $34,935,802. In addition, on the Closing Date, the Trust issued $281,000,000 aggregate principal amount of Class A-1 2.19% Asset Backed Notes (the "A-1 Notes"), $202,000,000 aggregate principal amount of Class A-2 2.56% Asset Backed Notes (the "A-2 Notes"), $315,000,000 aggregate principal amount of Class A-3 3.26% Asset Backed Notes (the "A-3 Notes") and $98,640,000 aggregate principal amount of Class A-4 3.78% Asset Backed Notes (the "A-4 Notes" and together with the A-1 Notes, the A-2 Notes and the A-3 Notes, the "Notes"). The Certificates evidence fractional undivided interests in the Trust. The Seller retained the entire principal amount of the Certificates. The Notes evidence debt obligations of the Trust. The Trust property includes (i) agricultural and construction equipment retail installment sale and loan contracts (the "Receivables") secured by new and used agricultural equipment and construction and forestry equipment (the "Financed Equipment") sold to the Trust by the Seller, (ii) all monies (including accrued interest) due thereunder on or after September 23, 2001, (iii) such amounts as from time to time may be held in one or more accounts established and maintained by the Servicer pursuant to the Sale and Servicing Agreement or the Trust Agreement and the short-term investments made from those collections, (iv) the security interests in the Financed Equipment, (v) any proceeds of repossessed Financed Equipment, (vi) the rights to proceeds from claims on physical damage, credit life or disability insurance policies, if any, covering the Financed Equipment or the obligors on the Receivables, as the case may be, (vii) the rights of the Seller under the Purchase Agreement dated as of November 1, 2001 (the "Purchase Agreement") between the Servicer and the Seller and (viii) interest earned on short-term investments made by the Trust.

      As of September 23, 2001, the Receivables had an aggregate principal balance plus accrued interest of approximately $933,740,655. As of October 31, 2002, the end of the fiscal year of the Trust for which this Form 10-K annual report is being filed, the aggregate principal balance of the Receivables remaining in the Trust was approximately $501,094,923.

      Reference is made to Exhibit 99.1, the Annual Statement of Compliance for the fiscal year ended October 31, 2002, for additional information regarding principal and interest payments in respect of the Certificates and the Notes and information regarding servicing compensation and other fees paid by the Trust during the period from November 8, 2001 through October 31, 2002.

Item 3.	Legal Proceedings.

The registrant knows of no material pending legal proceedings involving either the Trust property, Trustee, Seller or Servicer in respect of the Trust.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fiscal year covered by this report to a vote of holders of either the Notes or Certificates.

PART II

Item 5.	Market For Registrant's Common Equity and Related Stockholder Matters.

(a)	To the best knowledge of the registrant, there is no established public market for the Certificates.

(b)	As of November 1, 2002, the Seller was the sole Certificateholder of record.

(c)	Not Applicable.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Not Applicable.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11.	Executive Compensation.

Not Applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Not Applicable.

Item 13.	Certain Relationships and Related Transactions.

      John Deere Receivables, Inc., the Seller, Depositor and sole Certificateholder of record is a wholly-owned subsidiary of John Deere Capital Corporation, the Servicer and the Administrator for the Trust. The aggregate servicing fees and administration fees paid by the Trust to John Deere Capital Corporation during the fiscal year are set forth in Exhibit 99.1.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report.

Exhibit No:

	99.1	Annual Statement of Compliance for the period ended October 31, 2002.

	99.2	Officers' Certificate relating to the monthly collection period ending October 27, 2002.

(b)	Reports on Form 8-K.

Current reports on Form 8-K dated November 26 and December 19, 2001 and January 15, February 22, March 15, April 25, May 24, June 20, July 24, August 23, September 18 and October 16, 2002 (Item 5 and 7).

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

JOHN DEERE OWNER TRUST 2001

	By:	John Deere Capital Corporation (Servicer)

	By:	/s/ Jon D. Volkert

Jon D. Volkert President

Dated:	November 27, 2002

Certification

I, Jon D. Volkert, certify that:

1.

I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of John Deere Owner Trust 2001;

2.

Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.	Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

4.

I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the servicing agreement; and

5.

I have disclosed to the registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement.

JOHN DEERE OWNER TRUST 2001

		By:	John Deere Capital Corporation (Servicer)

Dated:	November 27, 2002	By:	/s/Jon D. Volkert

Jon D. Volkert President

EXHIBIT INDEX

Exhibit No.

99.1	Annual Statement of Compliance for the period ended October 31, 2002.

99.2	Officers' Certificate relating to the monthly Collection Period ending October 27, 2002.