Form 10-K/A
period 2002-10-31
DEERE JOHN RECEIVABLES INC
filed 2003-08-14
CIK 889668

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K405/A

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 2002

OR
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ To ______

Commission file number 33-49802
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

     This amended Annual Report on Form 10-K 405/A is filed in accordance with letters submitted to the Division of Corporation Finance of the Securities and Exchange Commission on behalf of similar Trusts by the Servicer and Depositor of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this report.

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

     As of September 23, 2001, the Receivables had an aggregate principal balance of approximately $933,740,655. As of October 31, 2002, the end of the fiscal year of the Trust for which this Form 10-K annual report is being filed, the aggregate principal balance of the Receivables remaining in the Trust was approximately $501,094,923.

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

Item 14.		Controls and Procedures.
Not Applicable.
Item 15.		Principal Accountant Fees and Services.
Not Applicable.

PART IV

Item 16.		Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
	(a)	The following documents are filed as part of this report.
Exhibit No.
		99.1	Annual Statement of Compliance for the period ended October 31, 2002. *
		99.2	Officers' Certificate relating to the monthly collection period ending October 27, 2002. *
		99.3	Independent Accountants' Report.
	(b)	Reports on Form 8-K.
Current reports on Form 8-K dated August 23, September 18 and October 16, 2002 (Item 5 and 7).
	(c)	Not Applicable.
	(d)	Not Applicable.

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

* Copies of these exhibits were filed with the Commission with the original Annual Report on Form 10-K 405 for the fiscal year ended October 31, 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE OWNER TRUST 2001

		By:	John Deere Capital Corporation (Servicer)

		By:	/s/ Jon D. Volkert

Jon D. Volkert President

Dated:	August 13, 2003

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

3.

Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.

I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5.

The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

JOHN DEERE OWNER TRUST 2001

		By:	John Deere Capital Corporation (Servicer)

		By:	/s/ Jon D. Volkert

Jon D. Volkert President

Dated:	August 13, 2003

EXHIBIT INDEX

Exhibit No.

99.1	Annual Statement of Compliance for the period ended October 31, 2002. *

99.2	Officers' Certificate relating to the monthly Collection Period ending October 27, 2002. *

99.3	Independent Accountants' Report.

*	Copies of these exhibits were filed with the Commission with the original Annual Report on Form 10-K 405 for the fiscal year ended October 31, 2002.

Exhibit 99.3

Deloitte & Touche LLP Two Prudential Plaza 180 North Stetson Avenue Chicago, Illinois 60601-6779
( L O G O )
Tel: (312) 946-3000 Fax: (312) 946-2600 www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT
John Deere Capital Corporation:

We have examined management's accompanying assertion (Exhibit I) about the compliance of John Deere Capital Corporation and subsidiaries (the Company) with certain of the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended October 31, 2002, pursuant to the Servicing Agreement listed in Exhibit II. Management is responsible for the Company's compliance with those applicable minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the applicable aforementioned minimum servicing standards as of and for the year ended October 31, 2002 is fairly stated in all material respects.

This report is intended solely for the information and use of the Board of Directors and management of the Company, The Bank of New York (as Indenture Trustee), and Bankers Trust Delaware (as Owner Trustee) and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Deloitte & Touch LLP

February 20, 2003

[Letterhead] [L O G O ]	John Deere Capital Corporation 1 East First Street, Suite 600 Reno, Nevada 89501

EXHIBIT I

November 1, 2002

As of and for the year ended October 31, 2002, John Deere Capital Corporation and subsidiaries has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, to the extent that such servicing standards are applicable to the servicing obligations pursuant to the Servicing Agreement as applicable, included in Exhibit II.

Due to the nature of the above mentioned Servicing Agreements, minimum standards I4, III3, III4, III6, V3, V4, and VII1 are not applicable and, accordingly, John Deere Capital Corporation and subsidiaries has not made an attempt to comply with those standards.

/s/ James A. Israel

James A. Israel Senior Vice President, Worldwide Equipment Financing

/s/ Jon D. Volkert

Jon D. Volkert President

EXHIBIT II

Receivable Trust	Servicing Agreement Date	Indenture Trustee	Owner Trustee

JDOT 2001	November 1, 2001	The Bank of New York	Bankers Trust Delaware