Form 10-K
period 2003-10-31
DEERE JOHN RECEIVABLES INC
filed 2004-01-12
CIK 889668

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K405

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the transition period from To

Commission file number 333-87562

JOHN DEERE OWNER TRUST 2003 (Exact name of registrant as specified in its charter)

Delaware		36-7278661
(State of incorporation or organization)		(IRS Employer Identification No.)

c/o John Deere Capital Corporation
Suite 600 First Interstate Bank Building
1 East First Street
Reno, Nevada	89501	(775) 786-5527
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable.

This Annual Report on Form 10-K 405 is filed in accordance with letters submitted to the Division of Corporation Finance of the Securities and Exchange Commission on behalf of similar Trusts by the Servicer and Depositor of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this report.

PART I

Item 1.                                                            Business.

Not Applicable.

Item 2.                                                              Properties.

John Deere Owner Trust 2003 (the “Trust”) is a trust established under the laws of the State of Delaware by the Trust Agreement dated as of July 15, 2003 (the “Trust Agreement”) between John Deere Receivables, Inc. (the “Seller”) and U.S. Bank Trust National Association, acting thereunder not in its individual capacity but solely as trustee of the Trust. John Deere Capital Corporation (the “Servicer”) is the Servicer under a Sale and Servicing Agreement dated as of July 15, 2003 (the “Sale and Servicing Agreement”) among the Servicer, the Seller and the Trust. On July 24, 2003 (the “Closing Date”), the Trust issued its Asset Backed Certificates (the “Certificates”) with an aggregate principal amount of $7,546,670. In addition, on the Closing Date, the Trust issued $197,000,000 aggregate principal amount of Class A-1  1.08125% Asset Backed Notes (the “A-1 Notes”), $187,000,000 aggregate principal amount of Class A-2  1.31% Asset Backed Notes (the “A-2 Notes”), $202,000,000 aggregate principal amount of Class A-3 1.79% Asset Backed Notes (the “A-3 Notes”), $149,000,000 aggregate principal amount of Class A-4 2.44% Asset Backed Notes (the “A-4 Notes”) and $15,150,000 aggregate principal amount of Class B 2.01% Asset Backed Notes (the “B Notes” and together with the A-1 Notes, the A-2 Notes, the A-3 Notes and the A-4 Notes, the “Notes”). The Certificates evidence fractional undivided interests in the Trust. The Seller retained the entire principal amount of the Certificates. The Notes evidence debt obligations of the Trust. The Trust property includes (i) agricultural and construction equipment retail installment sale and loan contracts (the “Receivables”) secured by new and used agricultural equipment and construction and forestry equipment (the “Financed Equipment”) sold to the Trust by the Seller, (ii) all monies (including accrued interest) due thereunder on or after June 22, 2003, (iii) such amounts as from time to time may be held in one or more accounts established and maintained by the Servicer pursuant to the Sale and Servicing Agreement or the Trust Agreement and the short-term investments made from those collections, (iv) the security interests in the Financed Equipment, (v) any proceeds of repossessed Financed Equipment, (vi) the rights to proceeds from claims on physical damage, credit life or disability insurance policies, if any, covering the Financed Equipment or the obligors on the Receivables, as the case may be, (vii) the rights of the Seller under the Purchase Agreement dated as of July 15, 2003 (the “Purchase Agreement”) between the Servicer and the Seller and (viii) interest earned on short-term investments made by the Trust.

As of June 22, 2003, the Receivables had an aggregate principal balance plus accrued interest of approximately $760,896,606. As of October 31, 2003, the end of the fiscal year of the Trust for which this Form 10-K annual report is being filed, the aggregate principal balance of the Receivables remaining in the Trust was approximately $663,725,357.77.

Reference is made to Exhibit 99.1, the Annual Statement of Compliance for the fiscal year ended October 31, 2003, for additional information regarding principal and interest payments in respect of the Certificates and the Notes and information regarding servicing compensation and other fees paid by the Trust during the period from July 24, 2003 through October 31, 2003.

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

PART II

Item 5.                                                              Market For Registrant’s Common Equity and Related Stockholder Matters.

(a)                                  To the best knowledge of the registrant, there is no established public market for the Certificates.

(b)                                   As of November 1, 2003, the Seller was the sole Certificateholder of record.

Item 6.                                                              Selected Financial Data.

Not Applicable.

Item 7.                                                              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 8.                                                              Financial Statements and Supplementary Data.

Not Applicable.

Item 9.                                                              Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                                                      Controls and Procedures.

Not Applicable.

PART III

Item 10.                                                       Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11.                                                       Executive Compensation.

Not Applicable.

Item 12.                                                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 14.                                                       Principal Accountant Fees and Services.

Not Applicable.

PART IV

Item 15.                                                       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)                                  The following documents are filed as part of this report.

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

99.1	Annual Statement of Compliance for the period ended October 31, 2003.

99.2	Officers’ Certificate relating to the monthly collection period ending October 31, 2003.

99.3	Independent Accountants’ Report.

(b)                                   Reports on Form 8-K.

Current reports on Form 8-K dated August 8, August 21, September 18, October 15, November 20 and December 19, 2003. (Item 5 and 7).

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

JOHN DEERE OWNER TRUST 2003

		By:	John Deere Capital Corporation
(Servicer)

		By:	/s/ Jon D. Volkert
Jon D. Volkert
President

Dated:	January 9, 2004

EXHIBIT INDEX

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

99.1	Annual Statement of Compliance for the period ended October 31, 2003.

99.2	Officers’ Certificate relating to the monthly Collection Period ending October 31, 2003.

99.3	Independent Accountants’ Report.