Form 10-K
period 2004-10-31
DEERE JOHN RECEIVABLES INC
filed 2005-01-28
CIK 889668

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 33-99294

JOHN DEERE OWNER TRUST 2004
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

This Annual Report on Form 10-K is filed in accordance with letters submitted to the Division of Corporation Finance of the Securities and Exchange Commission on behalf of similar Trusts by the Servicer and Depositor of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this report.

PART I

Item 1.                                                        Business.

Not Applicable.

Item 2.                                                        Properties.

John Deere Owner Trust 2004 (the “Trust”) is a trust established under the laws of the State of Delaware by the Trust Agreement dated as of April 15, 2004 (the “Trust Agreement”) between John Deere Receivables, Inc. (the “Seller”) and U.S. Bank Trust National Association, acting thereunder not in its individual capacity but solely as trustee of the Trust. John Deere Capital Corporation (the “Servicer”) is the Servicer under a Sale and Servicing Agreement dated as of April 15, 2004 (the “Sale and Servicing Agreement”) among the Servicer, the Seller and the Trust. On April 21, 2004 (the “Closing Date”), the Trust issued its Asset Backed Certificates (the “Certificates”) with an aggregate principal amount of $3,778,476. In addition, on the Closing Date, the Trust issued $205,000,000 aggregate principal amount of Class A-1  1.14% Asset Backed Notes (the “A-1 Notes”), $186,000,000 aggregate principal amount of Class A-2  1.68% Asset Backed Notes (the “A-2 Notes”), $185,000,000 aggregate principal amount of Class A-3 2.32% Asset Backed Notes (the “A-3 Notes”), $158,280,000 aggregate principal amount of Class A-4 3.02% Asset Backed Notes (the “A-4 Notes”) and $18,930,000 aggregate principal amount of Class B 2.90% Asset Backed Notes (the “B Notes” and together with the A-1 Notes, the A-2 Notes, the A-3 Notes and the A-4 Notes, the “Notes”). The Certificates evidence fractional undivided interests in the Trust. The Seller retained the entire principal amount of the Certificates. The Notes evidence debt obligations of the Trust. The Trust property includes (i) agricultural and construction equipment retail installment sale and loan contracts (the “Receivables”) secured by new and used agricultural equipment and construction and forestry equipment (the “Financed Equipment”) sold to the Trust by the Seller, (ii) all monies (including accrued interest) due thereunder on or after March 28, 2004, (iii) such amounts as from time to time may be held in one or more accounts established and maintained by the Servicer pursuant to the Sale and Servicing Agreement or the Trust Agreement and the short-term investments made from those collections, (iv) the security interests in the Financed Equipment, (v) any proceeds of repossessed Financed Equipment, (vi) the rights to proceeds from claims on physical damage, credit life or disability insurance policies, if any, covering the Financed Equipment or the obligors on the Receivables, as the case may be, (vii) the rights of the Seller under the Purchase Agreement dated as of April 15, 2004 (the “Purchase Agreement”) between the Servicer and the Seller and (viii) interest earned on short-term investments made by the Trust.

As of March 28, 2004, the Receivables had an aggregate principal balance plus accrued interest of approximately $758,035,901. As of October 31, 2004, the end of the fiscal year of the Trust for which this Form 10-K annual report is being filed, the aggregate principal balance of the Receivables remaining in the Trust was approximately $614,552,748.

Reference is made to Exhibit 99.1, the Annual Statement of Compliance for the fiscal year ended October 31, 2004, for additional information regarding principal and interest payments in respect of the Certificates and the Notes and information regarding servicing compensation and other fees paid by the Trust during the period from April 21, 2004 through October 31, 2004.

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

(b)         As of November 1, 2004, the Seller was the sole Certificateholder of record.

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

Exhibit No.

99.1                  Annual Statement of Compliance for the period ended October 31, 2004.

99.2                  Officers’ Certificate relating to the monthly collection period ending October 31, 2004.

99.3                  Independent Accountants’ Report.

99.4                  Consent of Independent Accountants.

(b)                            Reports on Form 8-K.

Current reports on Form 8-K dated May 21, June 16, July 15, August 16, September 15, October 15, November 17, December 15, 2004 and January 18, 2005. (Item 5 and 7).

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

JOHN DEERE OWNER TRUST 2004

By:	John Deere Capital Corporation
(Servicer)

By:	/s/ Jon D. Volkert
Jon D. Volkert
President

Dated: January 28, 2005

EXHIBIT INDEX

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification

99.1	Annual Statement of Compliance for the period ended October 31, 2004.

99.2	Officers’ Certificate relating to the monthly Collection Period ending October 31, 2004.

99.3	Independent Accountants’ Report.

99.4	Consent of Independent Accountants.